Form 10-K
period 2007-12-31
Harley-Davidson Motorcycle Trust 2007-3
filed 2008-03-28
CIK 1410639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number of issuing entity: 333-124935-07

Harley-Davidson Motorcycle Trust 2007-3

(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-124935

Harley-Davidson Customer Funding Corp.

(Exact name of depositor as specified in its charter)

Commission file number of sponsor: 333-21793

Harley-Davidson Credit Corp.

(Exact name of sponsor as specified in its charter)

Delaware	51-6593332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company Rodney Square North 1100 North Market Street Wilmington, Delaware	19890-0001
(Address of principal executive offices)	(Zip Code)

Issuing entity’s telephone number, including area code: (302) 651-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day

of the registrant’s most recently completed second fiscal quarter.	Not applicable.

Indicate the number of shares as of the latest practicable date.	Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

 Item 1. Business

 Item 1A. Risk Factors

 Item 2. Properties

 Item 3. Legal Proceedings

 Item 4. Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments

     Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

     Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

     Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this item.

Item 1117 of Regulation AB. Legal Proceedings.

     There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the servicer, sponsor, the depositor or the issuing entity that is material to the holders of notes. To the knowledge of the issuing entity, there are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Wilmington Trust Company (the “Owner Trustee”) or The Bank of New York Trust Company, N.A. (the “Indenture Trustee”) that is material to the holders of notes.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

 Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 Item 6. Selected Financial Data.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Item 8. Financial Statements and Supplementary Data.

 Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

 Item 9A. Controls and Procedures.

Item 9B. Other Information.

     None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

 Item 10. Directors and Executive Officers of the Registrant.

 Item 11. Executive Compensation.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Item 13. Certain Relationships and Related Transactions.

 Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

     Harley-Davidson Credit Corp. (“HDCC”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers in the United States and Canada and wholesale financial services to Harley-Davidson® motorcycle dealers and Buell® motorcycle dealers in the United States, Canada and Europe. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar retail motorcycle installment conditional sales contracts and similar promissory note and security agreements) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity – Harley-Davidson Motorcycle Trust 2007-3 (the “Trust”) – and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (as well as similar agreements entered into in connection with the formation of similar trusts).

     Annualized losses on HDCC’s managed retail motorcycle loans totaled 1.91% in 2007 compared to 1.41% for the same period in 2006. Managed retail loans include loans held by HDCC as well as those sold through securitization transactions. The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2007 increased to 6.15% from 5.18% at December 31, 2006. This increase in losses is primarily due to an increase in delinquent accounts resulting in a higher incidence of loss as well as continued pressure on values for repossessed motorcycles. As a result, it is expected that HDCC will experience higher credit losses as a percentage of managed retail motorcycle loans in 2008 as compared to 2007. The assets owned by the Trust may experience credit losses that are the same as, greater than or less than those of managed retail motorcycle loans as a whole. The Trust has disclosed its actual credit loss experience for January and February 2008 in Form 10-Ds that it has filed with the Securities and Exchange Commission.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

     Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the issuing entity as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. Except as disclosed below, no Report on Assessment or the related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.

     The Bank of New York’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York. Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), collections received on assets relating to certain series of securities were not deposited into a segregated account for each specified series but rather were deposited into a general account held by The Bank of New York, as indenture trustee (the “Indenture Trustee”) and remitted directly to the investors of such series. The Bank of New York indicates that the segregated account relating to each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the Indenture Trustee as stated above.

     The Bank of New York further indicates in its Report on Assessment that (i) all collections were properly allocated by the Indenture Trustee to the related series of securities and timely remitted to the investors in such series, and (ii) procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within the applicable time frames and then remitted to the investors in such series in accordance with the related transaction documents. We have not independently verified the accuracy of The Bank of New York’s assertions or the adequacy of its remediation efforts; however, based on the above and information from The Bank of New York, the registrant does not believe these errors had a material impact or effect on the Trust’s investors.

Item 1123 of Regulation AB. Servicer Compliance Statement.

     HDCC has been identified by the Trust as a servicer during the reporting period with respect to the pool assets held by the Trust. HDCC has provided a Compliance Statement, signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

	(1)	Not Applicable.

	(2)	Not Applicable.

	(3)	See Item 15(b)

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit No.
3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (File Number 333-37550) filed on May 22, 2000.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-3 (File Number 333-37550) filed on May 22, 2000.
4.1

Trust Agreement dated as of August 1, 2007 between Harley-Davidson Customer Funding Corp. (“CFC”) and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

4.2

Indenture dated as of August 15, 2007 between Harley-Davidson Motorcycle Trust 2007-3 (the “Trust”) and The Bank of New York Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.1

Transfer and Sale Agreement dated as of August 15, 2007 between Harley-Davidson Credit Corp. (“HDCC”) and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.2

Sale and Servicing Agreement dated as of August 15, 2007 among the Trust, CFC, HDCC, and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.3

Administration Agreement dated as of August 15, 2007 among the Trust, HDCC, CFC and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.4

Underwriting Agreement dated as of August 23, 2007 among CFC, HDCC and J.P. Morgan Securities Inc., as representative for the several underwriters, incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.5

ISDA Master Agreement dated as of August 30, 2007 between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.6

Schedule and Credit Support Annex dated as of August 30, 2007 to the ISDA Master Agreement between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.7

Confirmation dated as of August 30, 2007 relating to the Class A-2b Notes between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.8

Confirmation dated as of August 30, 2007 relating to the Class A-3 Notes between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2007.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.
35.1	Servicer Compliance Statement of HDCC for the period from August 30, 2007 through December 31, 2007.

(c)	Not Applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARLEY-DAVIDSON MOTORCYCLE TRUST 2007-3

By:	Harley-Davidson Credit Corp., as Servicer

By:	/s/ Perry A. Glassgow
Perry A. Glassgow
Vice President, Treasurer, Acting Chief Financial Officer and Assistant Secretary

March 28, 2008

EXHIBIT INDEX

Exhibit
3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (File Number 333-37550) filed on May 22, 2000.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-3 (File Number 333-37550) filed on May 22, 2000.
4.1

Trust Agreement dated as of August 1, 2007 between Harley-Davidson Customer Funding Corp. (“CFC”) and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

4.2

Indenture dated as of August 15, 2007 between Harley-Davidson Motorcycle Trust 2007-3 (the “Trust”) and The Bank of New York Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.1

Transfer and Sale Agreement dated as of August 15, 2007 between Harley-Davidson Credit Corp. (“HDCC”) and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.2

Sale and Servicing Agreement dated as of August 15, 2007 among the Trust, CFC, HDCC, and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.3

Administration Agreement dated as of August 15, 2007 among the Trust, HDCC, CFC and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.4

Underwriting Agreement dated as of August 23, 2007 among CFC, HDCC and J.P. Morgan Securities Inc., as representative for the several underwriters, incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.5

ISDA Master Agreement dated as of August 30, 2007 between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.6

Schedule and Credit Support Annex dated as of August 30, 2007 to the ISDA Master Agreement between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.7

Confirmation dated as of August 30, 2007 relating to the Class A-2b Notes between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

10.8

Confirmation dated as of August 30, 2007 relating to the Class A-3 Notes between the Trust and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K (File Number 333-124935-07), filed on September 5, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2007.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2007.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.
35.1	Servicer Compliance Statement of HDCC for the period from August 30, 2007 through December 31, 2007.